Form 10-Q
period 2009-03-31
CORPORATE SECURITY CONSULTANTS INC
filed 2009-07-21
CIK 1450185

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-155553

CORPORATE SECURITY CONSULTANTS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	26-3549475
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3450 N. Hualapai Way, #2195
Las Vegas, NV	89129
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 202-8459

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes x    No o

As of March 31, 2009, the issuer had 10,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

CORPORATE SECURITY CONSULTANTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unudited Financial Statements
For the Three Months Ended March 31, 2009,
And the Period of October 9, 2008 (Inception) to March 31, 2009

CORPORATE SECURITY CONSULTANTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Ended March 31, 2009, and the Period of October 9, 2008 (Inception) to March 31, 2009

CORPORATE SECURITY CONSULTING, INC
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2009	October 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash	$9,457	$5,617
Receivable from Shareholder	100	-

Total current assets	9,557	5,617

Other Assets
Organization Costs	358	358

Total assets	$9,915	$5,975

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Shareholder loan	$100	-
Total current liabilities	100	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,500,000 and 10,000,000 shares issued and outstanding at March 31, 2009 and 2008	10,500	10,000
Additional paid in capital	19,500	10,000
Deficit accumulated during the development stage	(20,185)	(14,025)
Total stockholders' (deficit) equity	(9,815)	5,975

Total liabilities and stockholders' (deficit) equity	$9,915	$5,975

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC
(A Development Stage Enterprise)
Statements of Operations

	Three months ended March 31, 2009	From October 9, 2008 (inception) to March 31, 2009

Revenue	$-	$-

Expenses
Administration Fees	880	5,701
Postage	-	100
Bank Service Charges	34	34
Professional Fees	200	14,350
Total expenses	1,114

Net loss	$(1,114)	$(20,185)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	10,111,111

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended March 31, 2009	For the period from October 9, 2008 (inception) to March 31, 2009
Cash flows from operating activities
Net loss	$(1,114)	$(20,185)
Changes in operating assets and liabilities
Prepaid expenses		-
Receivable from Shareholder	(100)	(100)
Accrued interest	-	-
Net cash used in operating activities	(1,214)	(100)

Cash flows from investing activities
Organization Costs	-	(358)
Net cash used in investing activities	-	(358)

Cash flows from financing activities
Shareholder loan	100	100
Common stock issued for services	-	10,000
Proceeds from sale of stock	10,000	20,000
Net cash provided by financing activities	10,100	30,100

Net change in cash	8,786	9,457

Cash at beginning of period	671	-

Cash at end of period	$9,457	$9,457

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 0 shares of common stock for professional and consulting services	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2009, and the
Period of October 9, 2008 (Inception) to March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2008 audited financial statements as reported in Form S-1/A filed with the SEC on December 16, 2008.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

GENERAL DESCRIPTION OF BUSINESS

Corporate Security Consultants, Inc., was incorporated pursuant to the laws of the State of Nevada on October 9, 2008.

Our Business

MISSION: To provide counseling, support, and training to clients that provide security and investigative services to their employee security departments.

TARGET AUDIENCE: Clients who would seek the services of Corporate Security Consultants are those that seek to strengthen, enhance, and train their own employees in areas including but not limited to:

·	Contract Security Officers
·	Criminal and Civil investigations
·	Personal Injury investigations
·	Real Estate investigations
·	Witness locating, Interviews and Polygraph assessment
·	Intellectual Property, Patent, Trademark, and Copyright issues
·	Research, Due Diligence, and Document Services
·	Pre-hire, Background screening, and Verification
·	Accident investigation
·	Surveillance and Claim investigations
·	Loss prevention

Clients range in size from small companies that provide Security Officers at client’s own site to world-class corporation that seek to enhance their risk management, internal security and investigative departments. Corporate Security Consultants will provide in-house on-site training as well as related documentation and reports.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,114 for the three months ended March 31, 2009, compared with a net loss of $20,185 since inception.

The quarter's activities were financed primarily through previous sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2008 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on March 31, 2009, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s registration on form S-1 filed January 5, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 18, 2009

Corporate Security Consultants, Inc.
Registrant

By: /s/ Lawrence E. Schreiber
Lawrence E. Schreiber Chairman of the Board Chief Executive Officer