Form 10-Q
period 2009-09-30
CORPORATE SECURITY CONSULTANTS INC
filed 2009-12-01
CIK 1450185

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of Sept. 30, 2009, the issuer had 10,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

CORPORATE SECURITY CONSULTANTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2009, the Period of October 9, 2008 (Inception) to
September 30, 2008, and the Period of October 9, 2008 (Inception) to September 30, 2009

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2009 and October 31, 2008	F-1

Statements of Operations for the three and Nine months ended September 30, 2009, the period of October 9, 2008 (inception) to September 30, 2008 and the period of October 9, 2008 (inception) to September 30, 2009
F-2

Statements of Cash Flows for the Nine months ended September 30, 2009, the period of October 9, 2008 (inception) to September 30, 2008 and the period of October 9, 2008 (inception) to September 30, 2009
F-3

Notes to Unaudited Financial Statements	F-4

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2009	October 31, 2008

	(Unaudited)

ASSETS
Current assets
Cash	$1,403	$5,617
Prepaid Expenses	-	-

Total current assets	1,403	5,617

Other assets
Organization Costs	358	358
Total other assets	358	358

Total assets	$1,762	$5,975

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued interest	-	-
Shareholder loan	100	-
Total current liabilities	100	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 12,500,000 and 12,000,000 shares issued and outstanding at September 30, 2009 and October 31, 2008	12,500	12,000
Additional paid in capital	17,500	8,000
Deficit accumulated during the development stage	(28,338)	(14,025)
Total stockholders' (deficit) equity	1,662	5,975

Total liabilities and stockholders' (deficit) equity	$1,762	$5,975

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Statements of Operations

	Three months ended September 30, 2009	Nine months ended September 30, 2009	From October 9, 2008 (inception) to September 30, 2009

Revenue	$-	$-	$-

Expenses
Administration	2,834	5,690	10,511
Bank Service Charges	90	214	214
Professional fees	250	3,200	17,350
Office Expense	9	163	263
Total expenses	3,183	9,267	28,338

Net loss	$(3,183)	$(9,267)	$(28,338)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,500,000	12,500,000

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Three months ended September 30, 2009	Nine months ended September 30, 2009	For the period from October 9, 2008 (inception) to September 30, 2009

Cash flows from operating activities
Net loss	$(3,183)	$(9,267)	$(28,388)
Common stock issued for services	-	-	10,000
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accounts payable	-	-	-
Accrued interest	-	-	-
Net cash used in operating activities	(3,183)	(9267)	(18,388)

Cash flows from investing activities
Organization	-	-	(358)
Net cash investing activities		-	(358)

Cash flows from financing activities
Shareholder loan	-	-	100
Proceeds from sale of stock	-	10,000	20,000
Net cash provided by financing activities	100	10,000	20,100

Net change in cash	(3,183)	733	1,403

Cash at beginning of period	4,586	670	-

Cash at end of period	$1,403	$1,403	$1,403

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 10,000,000 shares of common stock for professional and consulting services	$-	$-	$10,000

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Corporate Security Consultants, Inc.
Note to Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2009, and the Period of
October 9, 2008 (Inception) to September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Oct. 31, 2008 audited financial statements as reported in Form S-1 filed with the SEC on Nov. 11, 2008.  The results of operations for the period ended Sept. 30, 2009 are not necessarily indicative of the operating results for the full year.

The Company had previously incorrectly reported a September 30 year end in its notes to financial statements filed with the SEC. The Company’s year end is Dec. 31.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $9,267 for the nine months ended Sept. 30, 2009, compared with a net loss of $28,338 since inception.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Sept. 30, 2009, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s registration on form S-1/A filed January 5, 2009.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Nov. 25, 2009

Corporate Security Consultants, Inc.
Registrant

By: /s/ Lawrence E. Schreiber
Lawrence E. Schreiber Chairman of the Board Chief Executive Officer