Form 10-K
period 2009-12-31
CORPORATE SECURITY CONSULTANTS INC
filed 2010-08-11
CIK 1450185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended Dec. 31, 2009

Commission file number: 333-155553

CORPORATE SECURITY CONSULTANTS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3549475
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3450 N. Hualapai Way, #2195

Las Vegas, NV 89129

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 202-8459

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

For the year ended Dec. 31, 2009, the issuer had no revenues.

As of December 31, 2009, the issuer was listed on the OTCBB for the issuer’s common stock, $.001 par value.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2009, the last business day of the registrant's most recently completed fiscal year was zero (based on the closing sales price of the registrant's common stock on that date).

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 31, 2009 was 10,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Corporate Security Consultants, Inc.

Form 10-K Annual Report

Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Corporate Security Consultants, Inc.

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

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

TARGET AUDIENCE: Clients who would seek the services of Corporate Security Consultants are those that seek to strengthen, enhance, and train their own employees in areas including but not limited to:

•

Contract Security Officers

•

Criminal and Civil investigations

•

Personal Injury investigations

•

Real Estate investigations

•

Witness locating, Interviews and Polygraph assessment

•

Intellectual Property, Patent, Trademark, and Copyright issues

•

Research, Due Diligence, and Document Services

•

Pre-hire, Background screening, and Verification

•

Accident investigation

•

Surveillance and Claim investigations

•

Loss prevention

Clients range in size from small companies that provide Security Officers at client’s own site to world-class corporation that seek to enhance their risk management, internal security and investigative departments. Corporate Security Consultants will provide in-house on-site training as well as related documentation and reports.

Employees

At December 31, 2009, the Company had 1 employee, the Company’s officer and director, which devotes part time efforts to the Company and which has not taken any salary as of December 31, 2009.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.

RISK FACTORS.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with these complex requirements may be substantial and require extensive consumption of our time and retention of expensive specialists in this area.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

THE COMPANY MAY NOT BE ABLE TO GENERATE REVENUES.

We expect to earn revenues solely in our chosen business area. In the opinion of our officers and directors, we reasonably believe that the Company will begin to generate significant revenues within approximately twelve months from the date the minimum offering is achieved.   However, failure to generate sufficient and consistent revenues to fully execute and adequately maintain our business plan may result in failure of our business.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors are individuals or small companies with longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing.  Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors.  We cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force us to cease operations.

GOING CONCERN UNCERTAINTIES

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have limited capital resources.  To date, we have funded our operations with limited initial capital and have not generated funds from operations to be profitable or to maintain consistent operations.  Unless we begin to generate sufficient revenues to finance operations as a going concern on a consistent basis, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available.  In the event our cash resources are insufficient to continue operations, we intend to consider raising additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to terminate business operations.  The possibility of such an outcome presents a risk of a complete loss of your investment in our common stock.

THE COMPANY MAY LOSE ITS TOP MANAGEMENT WITHOUT EMPLOYMENT AGREEMENTS.

Our operations depend substantially on the skills, knowledge and experience of Lawrence E. Schreiber, our officer and director. The Company has no other full or part-time individuals devoted to the development of our company.  Furthermore, the Company does not maintain key man life insurance.  Without employment contracts, we may lose our officers and directors to other pursuits without a sufficient warning and, consequently, we may be forced to terminate our operations.

Our officer and director is involved in other opportunities and may face a conflict in selecting between the Company and other interests and opportunities.  We have not formulated a policy for the solution of such conflicts and potential losses.  If we lose Mr. Schreiber to other pursuits without a sufficient warning, we may be forced to terminate our operations.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

OUR OFFICER AND DIRECTOR WORKS ON A PART-TIME BASIS.  AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of Mr. Schreiber, our officer and director.  He has no experience related to public company management, nor as a principal accounting officer.  Because of this, we may be unable to develop and manage our business.  The Company cannot guarantee you that it will overcome any such obstacles.

Mr. Schreiber is involved in other opportunities and may face a conflict in selecting between the Company and other business interests or opportunities.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mr. Schreiber to other pursuits without a sufficient warning, the Company may, consequently, be forced to terminate operations and go out of business.

WE MAY BE UNABLE TO GENERATE SUSTAINABLE REVENUE WITHOUT SUBSTANTIAL SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

The Company has not substantially commenced its planned business strategy and does not have any significant sales and marketing capabilities in place yet.  We cannot guarantee that we will be able to develop a sales and marketing plan or to develop effective operational capabilities.  In the event we are unable to successfully implement these objectives, we may be unable to generate sales and consequently may be forced to cease operations.

The Company may also be unable to obtain sufficient quantities of quality clientele on acceptable commercial terms because it does not have any long term agreements or commitments in place.  Our business would be seriously harmed if we were unable to develop and maintain relationships with repeat customers on acceptable terms.

OUR REVENUE AND GROSS MARGIN COULD SUFFER IF WE FAIL TO MANAGE OUR BUSINESS PLAN AND/OR ACCOUNTS.

Our business depends on our ability to acquire a steady base of customers and to be able to anticipate the needs of that customer base on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate the development of a customer base or be able to accommodate and service their needs.  If we fail to anticipate customer demand properly or have a delay in the establishment of a substantial, reliable customer base, our business may be seriously, adversely affected to the extent that we may terminate operations.

If the Company does not successfully launch and subsequently expand its proposed internet site, it may not be able to attract customers.  Consequently, our success may depend on our ability to develop, test and publish our proposed website.  This site is intended to play a vital role in our marketing, advertising and operational activities, without which our ability to generate consumer awareness may be limited.  If we fail to publish and subsequently upgrade our web site in a timely manner, we may lose potential customers thus having a potentially severe, adverse effect on our operations. Furthermore, if we fail to expand the computer systems that we will use for communications and to process customer orders and payments, we may not be able to successfully service customers.

FAILURE BY THE COMPANY TO ANTICIPATE AND RESPOND TO CHANGES IN CONSUMER PREFERENCES MAY ADVERSELY AFFECT REVENUES.

Any change in the preferences of our potential customers or developments in the industry that the Company fails to anticipate and adapt to could reduce customer base and the demand for our services.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 3450 N. Hualapai Way, #2195, Las Vegas, NV 89129. The space is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

(Removed and Reserved)

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock was principally quoted on the OTCBB under the trading symbol “CSCZ” as of December 31, 2009, but there has never been a trade in our stock as of June 30, 2010. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of December 31, 2009, there were 47 record holders of all of our issued and outstanding shares of Common Stock. As of July 31, 2010, there were 47 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

TARGET AUDIENCE: Clients who would seek the services of Corporate Security Consultants are those that seek to strengthen, enhance, and train their own employees in areas including but not limited to:

•

Contract Security Officers

•

Criminal and Civil investigations

•

Personal Injury investigations

•

Real Estate investigations

•

Witness locating, Interviews and Polygraph assessment

•

Intellectual Property, Patent, Trademark, and Copyright issues

•

Research, Due Diligence, and Document Services

•

Pre-hire, Background screening, and Verification

•

Accident investigation

•

Surveillance and Claim investigations

•

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

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended June 30, 2010. These reclassifications had no effect on the reported net loss or stockholders’ equity.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $10,538 for the year ended Dec. 31, 2009, as compared to a net loss of $ 49,529 for 2008. From the date of inception Dec. 18, 2008, to Dec. 31, 2009, the Company lost a total of $60,067. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of Dec. 31, 2009, the Company had a cash of $3,178 compared to cash of $671 as Dec. 31, 2008.

For the most recent fiscal year, 2009, the Company incurred a loss in the amount of $10,538 and $49,529 for 2008. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from Dec. 18, 2008 (date of inception) through Dec. 31, 2009, the Company has incurred an accumulated net loss of $60,067 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2009.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of July 31, 2010, the company was authorized to issue50,000,000 shares of common stock.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2009.

Off-Balance Sheet Arrangements

As of Dec. 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of Dec. 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of Dec. 31, 2009, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of Dec. 31, 2009:

Name	Age	Position	Period of Service
Lawrence E. Schreiber	52	President, Treasurer, and Director	Inception – Current

Our officers and directors are elected to hold office as they were they were the largest shareholders and will hold such office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

BACHELOR OF ARTS, PSYCHOLOGY; MINOR, SPANISH;

December 1979

Northern Illinois University, DeKalb, Illinois.

MASTER OF ARTS, CLINICAL PSYCHOLOGY

MASTER OF ARTS, COUNSELING PSYCHOLOGY

John F. Kennedy University, Graduate School of Professional Psychology, Orinda, California (Clinical Program completed June, 1984.)

Mr. Schreiber has been licensed in 4 states by the Department of Public Safety in Arizona, California, Nevada and Oregon; has led in-house Security Departments for clients such as The Hyatt, has worked with the security departments at the Bellagio, Hebrew Academy, Southwest Protective Services (largest Security/Consulting Company in Northern Arizona), and other corporate clients. Mr. Schreiber has also been a Private Investigator, worked with high-end retailers, Workman’s Comp and fraud cases, and is currently on the security staff at the Venetian Resort, Hotel and Casino and is licensed by the Nevada State Gaming Control Board.

Battered Women’s Alternative - Lafayette, California

John F. Kennedy University Community Counseling Center, Oakland, California

Cinnabon	California, Arizona

Pizza Hut	Phoenix, Arizona, California

Aggressive Corporation	Lisle, Illinois

Bankone Ball Park	Arizona Diamondbacks

Southwest Protective Services,	Sedona, Arizona

Hyatt Resort	Sedona, Arizona

PRC Security and Investigations	Las Vegas, Nevada

Bellagio	Las Vegas, Nevada

Caesars Palace	Las Vegas. Nevada

Sahara	Las Vegas, Nevada

Luxor	Las Vegas, Nevada

Venetian	Las Vegas, Nevada

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table and related footnotes show the compensation paid during the fiscal years ended Dec. 31, 2009 and 2008 and to the Company's executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Lawrence Schreiber, President, Treasurer Secretary and Director	2009 2008	- -	- -	- -		- -	- -

Narrative Disclosure to Summary Compensation Table

Lawrence E. Schreiber is our sole officer and director.  He does not receive any regular compensation for their services rendered on our behalf. He did not receive any compensation during the years ended Dec. 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

Outstanding Equity Awards at Fiscal Year-End Dec. 31, 2009

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of Dec. 31, 2009. There have been no stock option and restricted stock awards granted to date.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)	Unexercisable(#)(1)

Lawrence E. Schreiber	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 31, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class
Common	Lawrence E. Schreiber, President, Secretary, Treasurer and Director	8,000,000	76.2%

	All Directors and Officers as a group	8,000,000	76.2%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Lawrence E. Schreiber. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sadler, Gibb and Associates, LLC,   Salt Lake City, UT is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sadler, Gibb and Associates, LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our reports on Form 10-K or services that are normally provided in connection with statutory and regulatory filings was $1,500  and $ 0  for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

Audit-Related Fees

There were no fees billed by Sadler, Gibb and Associates, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sadler, Gibb and Associates, LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

All Other Fees

There were no fees billed by Sadler, Gibb and Associates, LLC for other products and services for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (Sadler, Gibb and Associates, LLC -2009 and 2008)

•

Balance Sheets at Dec. 31, 2009 and 2008

•

Statements of Operations for the years ended Dec. 31, 2009 and 2008and for the cumulative period from Dec. 18, 2008 (Date of Inception) to Dec. 31, 2009

•

Statements of Changes in Shareholders’ Deficiency for the period from Dec. 18, 2008 (Date of Inception) to Dec. 31, 2009

•

Statements of Cash Flows for the years ended Dec. 31 2009 and 2008, and for the cumulative period from Dec. 18, 2008 (Date of Inception) to Dec. 31, 2009

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

(b) Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Security Consultants, Inc.

Date: August 9, 2010	By:	/s/ Lawrence E. Schreiber
Name: Lawrence E. Schreiber Title: Chief Executive Officer (Principal Executive Officer)

Index to Exhibits:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CORPORATE SECURITY CONSULTANTS, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2009 and 2008

CORPORATE SECURITY CONSULTANTS, INC.

TABLE OF CONTENTS

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Corporate Security Consultants, Inc.

We have audited the accompanying balance sheets of Corporate Security Consultants, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 18, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Security Consultants, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 18, 2008 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since inception the Company has had losses from operations of $10,538, an accumulated deficit of $60,067, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SADLER, GIBB AND ASSOCIATES, LLC

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT

August 4, 2010

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS

Cash	$3,178	$671

Total Current Assets	3,178	671

TOTAL ASSETS	$3,178	$671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$245	$200

Total Current Liabilities	245	200

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at $0.001
par value, 10,500,000 and 10,000,000 shares issued
and outstanding, respectively	10,500	10,000
Additional paid-in capital	52,500	40,000
Deficit accumulated during the development stage	(60,067)	(49,529)

Total Stockholders' Equity	2,933	471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,178	$671

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the Year	on December	on December
	Ended	18, 2008 Through	18, 2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

Professional fees	7,030	7,900	14,930
Management fees	-	40,000	40,000
General and administrative	3,508	1,629	5,137

Total Expenses	10,538	49,529	60,067

OPERATING LOSS	(10,538)	(49,529)	(60,067)

LOSS BEFORE INCOME TAXES	(10,538)	(49,529)	(60,067)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(10,538)	$(49,529)	$(60,067)

BASIC LOSS PER SHARE	$0	$0

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,386,301	10,329,114

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception of the development stage on October 13, 2008	-	$-	$-	$-	$-

Common stock issued for services rendered at $0.005 per share	8,000,000	8,000	32,000	-	40,000

Common stock issued for cash at $0.005 per share	2,000,000	2,000	8,000	-	10,000

Net loss for the period from inception on October 13, 2008 through December 31, 2008	-	-	-	(49,529)	(49,529)

Balance, December 31, 2008	10,000,000	10,000	40,000	(49,529)	471

Common stock issued for cash at $0.02 per share	500,000	500	9,500	-	10,000

Capital contributed by shareholder	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2009	-	-	-	(10,538)	(10,538)

Balance, December 31, 2009	10,500,000	$10,500	$52,500	$(60,067)	$2,933

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the Year	on December	on December
	Ended	18, 2008 Through	18, 2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(10,538)	$(49,529)	$(60,067)
Adjustments to reconcile net loss to net
used by operating activities:
Common stock issued for services	-	40,000	40,000
Changes in operating assets and liabilities
Increase in accounts payable	45	200	245

Net Cash Used in
Operating Activities	(10,493)	(9,329)	(19,822)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Sale of common stock for cash	10,000	10,000	20,000
Capital contributed by shareholders	3,000	-	3,000

Net Cash Provided by
Financing Activities	13,000	10,000	23,000

NET DECREASE IN CASH	2,507	671	3,178

CASH AT BEGINNING OF PERIOD	671	-	-

CASH AT END OF PERIOD	$3,178	$671	$3,178

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-7

CORPORATE SECURITY CONSULTANTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Business and Organization

Corporate Security Consultants, Inc. (the Company) was incorporated in the State of Nevada on October 9, 2008. The Company operates as a consulting firm offering internal security operation evaluations and improvement reports.

The Company plans to provide services to companies looking to establish or improve on their internal security procedures and systems.  The Company feels that this industry is a developing industry related to companies desiring to comply with Sarbanes Oxley regulations.

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Revenue Recognition

The Company has no source of revenues and will establish proper procedures for recording and recognizing revenues at the time planned principal operations commence.

c.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2009	2008
Loss (numerator)	$(10,538)	$(49,529)
Shares (denominator)	12,386,301	10,329,114
Per share amount	$(0.00)	$(0.00)

d.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation  allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$7,826	$3,716
Valuation allowance	(7,826)	(3,716)
Net deferred tax asset	$--	$--

CORPORATE SECURITY CONSULTANTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(4,110)	$(19,316)
Stock issued for services	-	15,600
Valuation allowance	4,110	3,716
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $29,800 that may be offset against future taxable income through 2030. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009 and 2008.

g.

Stock-based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

h.

Recent Accounting Pronouncements

During the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

CORPORATE SECURITY CONSULTANTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

On October 13, 2008 the Company issued 8,000,000 shares of common stock to an executive officer as payment for services rendered.  The shares were valued at $0.005 per share.

On October 21, 2008 the Company issued an aggregate of 2,000,000 shares of common stock at $0.005 per share to four different entities in exchange for cash totaling $10,000

CORPORATE SECURITY CONSULTANTS, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 3 – EQUITY TRANSACTIONS (Continued)

On March 24, 2009, the Company issued an aggregate of 500,000 shares of common stock at $0.02 per share to various unrelated entities in exchange for cash proceeds totaling $10,000.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated all material subsequent events from the balance sheet date through the date of this report. There have been no reportable subsequent events.