Form 10-Q
period 2010-03-31
CORPORATE SECURITY CONSULTANTS INC
filed 2010-08-31
CIK 1450185

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

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

As of March 31, 2010, the issuer had 10,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

CORPORATE SECURITY CONSULTANTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Three Months Ended March 31, 2010, the Period of October 9, 2008 (Inception) to

March 31, 2010

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Balance Sheets

	March 31, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$3,844	$3,178
Total current assets	3,844	3,178

Total assets	$3,844	$3,178

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$-	$245
Total current liabilities	-	245

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,500,000 and 10,500,000 shares issued and outstanding at March 31, 2010 and Dec. 31, 2009	10,500	10,500
Additional paid in capital	52,056	52,500
Deficit accumulated during the development stage	(66,400)	(60,067)
Total stockholders' (deficit) equity	6,844	2.933

Total liabilities and stockholders' (deficit) equity	$3,844	$3,178

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Statements of Operations

	Three months ended March 31, 2010	From October 9, 2008 (inception) to March 31, 2010

Revenue	$-	$-

Expenses
Administration	413	5,550
Professional fees	5,920	20,850
Management Fees	-	40,000
Total expenses	6,333	66,400

Net loss	$(6,333)	$(66,400)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	10,500,000

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

	Three months ended March 31, 2010	For the period from October 9, 2008 (inception) to March 31, 2010

Cash flows from operating activities
Net loss	$(6,334)	$(66,400)
Common stock issued for services	-	40,000
Changes in operating assets and liabilities
Accounts payable	-	245
Net cash used in operating activities	(6,334)	(26,155)

Cash flows from investing activities

Net cash investing activities	-	-

Cash flows from financing activities
Sale of Common Stock for Cash	7,000	27,000
Capital Contribution for Shareholders	-	3,000
Net cash provided by financing activities	7,000	30,000

Net change in cash	666	3,845

Cash at beginning of period	3,178	-

Cash at end of period	$3,844	$3,844

See accompanying notes to financial statements

Corporate Security Consultants, Inc.

Note to Unaudited Financial Statements

For the Three Months Ended March 31, 2010, and the Period of

October 9, 2008 (Inception) to March 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Dec. 31, 2009 audited financial statements as reported in Form 10-K filed with the SEC on August 10, 2010.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $6,333 for the three months ended Mar. 31, 2010, compared with a net loss of $1,114 for the three months ended March 31, 2009.

The quarter's activities were financed primarily through previous sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of Mar. 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of Mar. 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of Mar. 31, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of Dec. 31, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Mar. 31, 2010:

(1)

Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors.  We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2)

Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the ultimate identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)

Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended Mar. 1, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in the Company’s Annual Report on form 10-K filed August 10, 2010.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 30, 2010

Corporate Security Consultants, Inc.
Registrant

By: /s/ Lawrence E. Schreiber
Lawrence E. Schreiber Chairman of the Board Chief Executive Officer