Form 10-Q
period 2010-06-30
CORPORATE SECURITY CONSULTANTS INC
filed 2010-08-31
CIK 1450185

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the issuer had 10,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

CORPORATE SECURITY CONSULTANTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

For the Six Months Ended June 30, 2010, the Period of October 9, 2008 (Inception) to

June 30, 2010

TABLE OF CONTENTS

Page(s)
Unaudited Balance Sheets as of June 30, 2010 and Dec. 31, 2009	F-1

Unaudited Statements of Operations for the three months ended June 30, 2010, six months ended June 30, 2010, and the period of October 9, 2008 (inception) to June 30, 2010	F-2

Unaudited Statements of Cash Flows for the three months ended June 30, 2010, six months ended June 30, 2010 and the period of October 9, 2008 (inception) to June 30, 2010	F-3

Notes to Unaudited Financial Statements	F-4

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Balance Sheets

	June 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$1,404	$3,178
Total current assets	1,404	3,178

Total assets	$1,404	$3,178

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$	$245
Total current liabilities	-	245

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,500,000 and 10,500,000 shares issued and outstanding at June 30, 2010 and Dec. 31, 2009	10,500	10,500
Additional paid in capital	17,500	52,500
Deficit accumulated during the development stage	(56,937)	(60.067)
Total stockholders' (deficit) equity	1,404	2.933

Total liabilities and stockholders' (deficit) equity	$1,404	$3,178

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Statements of Operations

	Three months ended June 30, 2010	Six months ended June 30, 2010	From October 9, 2008 (inception) to June 30, 2010

Revenue	$-	$-	$-

Expenses
Administration	190	604	5,741
Professional fees	2,250	8,170	23,100
Management Fees	-	-	40,000
Total expenses	2,440	8,774	68,841

Net loss	$(2,440)	$(8.774)	$(68,841)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,500,000	10,500,000

See accompanying notes to financial statements

CORPORATE SECURITY CONSULTANTS, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

	Three months ended June 30, 2010	Six months ended June 30, 2010	For the period from October 9, 2008 (inception) to June 30, 2010

Cash flows from operating activities
Net loss	$(2,440)	$(8,774)	$(68,841)
Common stock issued for services	-	-	40,000
Changes in operating assets and liabilities
Accounts payable	-	-	245
Net cash used in operating activities	(2,440)	(8,774)	(28,717)

Cash flows from investing activities

Net cash investing activities	-

Cash flows from financing activities
Sale of Common Stock for Cash	-	-	20,000
Capital Contribution for Shareholders	-	7,000	10,000
Net cash provided by financing activities	-	7,000	30,000

Net change in cash	(2,440)	(1,774)	1,404

Cash at beginning of period	3,844	3,178	-

Cash at end of period	$1,404	$1,404	$1,404

See accompanying notes to financial statements

Corporate Security Consultants, Inc.

Note to Unaudited Financial Statements

For the Six Months Ended June 30, 2010, and the Period of

October 9, 2008 (Inception) to June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Dec. 31, 2009 audited financial statements as reported in Form 10-K filed with the SEC on August 10, 2010.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,440 for the three months ended June 30, 2010, compared with a net loss of $21,562 for the three months ended June 30, 2009. The Company incurred a net loss of approximately $8,774 for the six months ended June 30, 2010, compared with a net loss of $6,084 for the six months ended June 30, 2009.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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